Form 10QSB
period 2007-09-30
LYNN TWO, INC.
filed 2007-12-10
CIK 1407676

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number 000-52744

LYNN TWO, INC.
(Exact name of small business issuer
as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0149280 (I.R.S. Employer Identification No.)

211 Adams Avenue, Sumter, South Carolina 29150
(Address of principal executive offices)

(803) 730-4072
(Issuer's telephone number)

(Former name, former address and former
fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 30, 2007 there were 1,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lynn Two, Inc.
(A Development Stage Company)
Unaudited Balance Sheet
As of September 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$396
TOTAL CURRENT ASSETS	396

TOTAL ASSETS	$396

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2007)	$-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 issued and outstanding at September 30, 2007)	150
Paid in Capital	9,434
Retained Deficit	(9,188)
TOTAL STOCKHOLDERS' EQUITY	396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396

Lynn Two, Inc.
(A Development Stage Company)
Unaudited Statement of Operations
For the Period from Inception (April 11, 2007) Through September 30, 2007

	The Three	The Nine	Cumulative
	Months	Months	Totals
	Ended	Ended	Since
	30-Sep-07	30-Sep-07	Inception
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	-	8,500	8,500
Selling, General, and Administrative	688	688	688
Total Expenses	688	9,188	9,188

Loss from operations	$(688)	$(9,188)	$(9,188)

Provision for income taxes	-	-	-

NET LOSS	$(688)	$(9,188)	$(9,188)

Basic and fully diluted net loss per common share:	$(0.000)	$(0.006)	$(0.006)

Weighted average common shares outstanding	1,500,000	1,500,000	1,500,000

Lynn Two, Inc.
(A Development Stage Company)
Unaudited Statement of Cash Flows
For the Period from Inception (April 11, 2007) to September 30, 2007

	The Three	The Nine	Cumulative
	Months	Months	Totals
	Ended	Ended	Since
	30-Sep-07	30-Sep-07	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(688)	$(9,188)	$(9,188)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Accrued Expenses	-	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(688)	(9,188)	(9,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	150	150
Contributions of capital in cash by members	684	9,434	9,434
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	684	9,584	9,584

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4)	396	396

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	400	-	-

END OF THE PERIOD	$396	$396	$396

Lynn Two, Inc.
(A Development Stage Company)
Unaudited Statement of Stockholders' Deficit
For the Period from Inception (April 11, 2007) Through September 30, 2007

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, April 11, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss for the period	-	-	-	-	-	(9,188)

Capital Contributions	-	-	-	-	9,434	-

Issuance of common shares	1,500,000	150	-	-	-	-

Balances, September 30, 2007	1,500,000	$150	-	$-	$9,434	$(9,188)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Lynn Two, Inc. (the “Company”) has not realized any revenues from operations since April 11, 2007 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate a suitable candidate with which to complete a business combination. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable candidates with which to complete a business combination. The Company has not generated any revenue since its inception in April 2007. It is unlikely the Company will have any revenues unless it is able to affect a business combination with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2007, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNN TWO, INC.

Date:	December 3, 2007	By:	/s/ Hilary Davis
Hilary Davis, President