Form 10QSB
period 2008-03-31
LYNN TWO, INC.
filed 2008-05-15
CIK 1407676

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 14, 2008 there were 1,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet - March 31, 2008 (Unaudited)	F-1
Statement of Operations Three Months Ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)	F-2
Statement of Stockholders Deficit	F-3
Statement of Cash Flows Three Months Ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)	F-5
Notes to Financial Statements (Unaudited)	F-5 to F-8

Lynn Two, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited
As of March 31, 2008

ASSETS

CURRENT ASSETS:
Cash	$396
TOTAL CURRENT ASSETS	396

TOTAL ASSETS	$396

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued Expenses	$1,500
TOTAL CURRENT LIABILITIES	1,500

TOTAL LIABILITIES	1,500

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 issued and outstanding at March 31, 2008)	150
Paid in Capital	10,648
Retained Deficit	(11,902)
TOTAL STOCKHOLDERS' DEFICIT	(1,104)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$396

Lynn Two, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited
For the Three Months Ended March 31, 2008

		Cumulative
	For the Three	Totals
	Months Ended	Since Inception
	March 31,2008	April 11, 2007
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Professional Fees	-	10,000
Selling, General, and Administrative	530	1,902
Total Expenses	530	11,902

Loss from Operations	$(530)	$(11,902)

Basic and fully diluted net loss per common share:	$(0.0004)	$(0.0079)

Weighted average common shares outstanding	1,500,000	1,500,000

Lynn Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
For the Three Months Ended March 31, 2008

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, April 11, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss for the year	-	-	-	-	-	(11,372)

Capital Contributions	-	-	-	-	10,118	-

Issuance of common shares	1,500,000	150	-	-	-	-
Balances, December 31, 2007	1,500,000	$150	-	$-	$10,118	$(11,372)

Net loss for the quarter	-	-	-	-	530	(530)

Balances, March 31, 2008	1,500,000	$150	-	$-	$10,648	$(11,902)

Lynn Two, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited
For the Three Months Ended March 31, 2008

		Cumulative
	For the Three	Totals
	Months Ended	Since Inception
	March 31, 2008	April 11, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(530)	$(11,902)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	-	1,500
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(530)	(10,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	530	10,648
Capital Stock purchase	-	150
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	530	10,798
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	396	-

END OF THE PERIOD	$396	$396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

LYNN TWO, INC.
NOTES TO THE UNAUDITED
FINANCIAL STATEMENTS

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2008.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2008 is summarized as follows:

Cash paid during the period ended March 31, 2008 for interest and income taxes:

Income Taxes	$	---
Interest	$	---

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

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $11,902 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (April 11, 2007) through March 31, 2008, the Company issued 1,500,000 to the following:

Hilary Davis	700,000
Scott Rumph	100,000
Julia Alexander	700,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (April 11, 2007) through March 31, 2008, the Company issued no preferred shares.

NOTE F—NOTES PAYABLE

As of March 31, 2008, the Company did not have any outstanding notes payables.

NOTE I - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Lynn Two, Inc. (“we”, “us” or the “Company”) was formed to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934. We have neither engaged in any operations nor generated any revenues since our inception. Our entire activity since inception has been to complete the registration of our class of common stock under the Exchange Act and to identify and investigate targets for an initial transaction.

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

2

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination. Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

Results of Operations.

Since our inception, we have not engaged in any activities other than in connection with our organization and preparing and filing this Registration Statement and have not generated any revenues to date. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

3

(b) None.

(c)  During the three months ended March 31 2008, the Company did not issue any securities.

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNN TWO, INC.

Date: May 14, 2008	By:	/s/ Hilary Davis
Hilary Davis, President

5