Form 10QSB
period 2008-06-30
LYNN TWO, INC.
filed 2008-08-13
CIK 1407676

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

______________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 13, 2008 there were 1,502,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lynn Two, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited
As of June 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$396
TOTAL CURRENT ASSETS	396

TOTAL ASSETS	$396

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at June 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,502,000 issued and outstanding at June 30, 2008)	150
Paid in Capital	15,169
Retained Deficit	(14,923)
TOTAL STOCKHOLDERS' EQUITY	396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396

Lynn Two, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

					Cumulative
					Totals
	For the three months ended		For the six months ended		Since Inception
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	April 11, 2007
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Professional Fees	1,021	8,500	2,000	8,500	12,000
Selling, General, and Administrative	2,000	-	1,551	-	2,923
Total Expenses	3,021	8,500	3,551	8,500	14,923

Loss from Operations	$(3,021)	$(8,500)	$(3,551)	$(8,500)	$(14,923)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,502,000	1,500,000	1,502,000	1,500,000	1,502,000

Lynn Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited
For the Six Months Ended June 30, 2008

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, April 11, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss for the year	-	-	-	-	-	(11,372)

Capital Contributions	-	-	-	-	10,118	-

Issuance of common shares	1,500,000	150	-	-	-	-
Balances, December 31, 2007	1,500,000	$150	-	$-	$10,118	$(11,372)

Net loss	-	-	-	-	3,051	(3,551)

Issuance of common shares for services	2,000	-	-	-	2,000	-

Balances, June 30, 2008	1,502,000	$150	-	$-	$15,169	$(14,923)

Lynn Two, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

			Cumulative
	For the Six	For the Six	Totals
	Months Ended	Months Ended	Since Inception
	June 30, 2008	June 30, 2007	April 11, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,551)	$(8,500)	$(14,923)
Adjustments to reconcile net (loss) to net cash used in operations:
Value of shares issued for consulting services	2,000	-	2,000
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	(1,500)	2,500	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,051)	(6,000)	(12,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	3,051	6,750	13,169
Capital Stock purchase	-	150	150
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,051	6,900	13,319
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	396	-	-

END OF THE PERIOD	$396	$900	$396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

LYNN TWO, INC.
NOTES TO THE UNAUDITED
FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Lynn Two, Inc. (“The Company”) was originally organized under the laws of the State of Delaware on April 11, 2007 as a corporation. On September 27, 2007, the Company merged with Lynn Two, Inc., a Nevada corporation (Lynn—Nevada). The name of the surviving corporation is Lynn Two, Inc. The merger was approved, adopted, certified, executed, and acknowledged by each constituent corporation in accordance with Section 252 of the State of Delaware General Corporation Law. Subject to the terms of the agreement each share of the Company’s Common Stock outstanding immediately prior to the merger automatically was changed and converted into one fully paid and nonassessable, issued and outstanding share of Lynn-Nevada Common Stock. The merger is intended to be a tax-free plan of reorganization within the meaning of Section 368(a) (1) (F) of the Code. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2008.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2008 is summarized as follows:

Cash paid during the period ended June 30, 2008 for interest and income taxes:

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

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $14,923 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period from inception (April 11, 2007) through June 30, 2008, the Company issued 1,500,000 to the following:

Hilary Davis	700,000
Scott Rumph	100,000
Julia Alexander	700,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (April 11, 2007) through June 30, 2008, the Company issued no preferred shares.

NOTE F—NOTES PAYABLE

As of June 30, 2008, the Company did not have any outstanding notes payables.

NOTE I - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended June 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

LYNN TWO, INC.

Date: August 13, 2008	By:	/s/ Hilary Davis
Hilary Davis, President