Form 10-Q
period 2008-09-30
LYNN TWO, INC.
filed 2008-11-12
CIK 1407676

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008 there were 1,502,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Lynn Two, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited
As of September 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$36
TOTAL CURRENT ASSETS	36

TOTAL ASSETS	$36

LIABILITIES AND STOCKHOLDERS' DEFICIT

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,502,000 issued and outstanding at September 30, 2008)	150
Paid in Capital	15,169
Accumulated Deficit	(15,283)
TOTAL STOCKHOLDERS' DEFICIT	36

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36

Lynn Two, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

					Cumulative
					Totals
	For the three months ended		For the nine months ended		Since Inception
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	April 11, 2007
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Professional Fees	-	-	2,000	8,500	12,000
Selling, General, and Administrative	360	688	1,911	688	3,283
Total Expenses	360	688	3,911	9,188	15,283

Loss from Operations	$(360)	$(688)	$(3,911)	$(9,188)	$(15,283)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,502,000	1,500,000	1,502,000	1,500,000	1,502,000

Lynn Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, April 11, 2007 (inception)	-	$-	-	$-	$-	$-

Net loss for the year	-	-	-	-	-	(11,372)

Capital Contributions	-	-	-	-	10,118	-

Issuance of common shares	1,500,000	150	-	-	-	-

Balances, December 31, 2008	1,500,000	$150	-	$-	$10,118	$(11,372)

Net loss	-	-	-	-	-	(3,911)

Capital Contributions	-	-	-	-	3,051	-

Issuance of common shares for services	2,000	-	-	-	2,000	-

Balances, September 30, 2008	1,502,000	$150	-	$-	$15,169	$(15,283)

Lynn Two, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
	For the Nine	For the Nine	Totals
	Months Ended	Months Ended	Since Inception
	September 30, 2008	September 30, 2007	April 11, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,911)	$(9,188)	$(15,283)
Adjustments to reconcile net (loss) to net cash used in operations:
Value of shares issued for consulting services	2,000	-	2,000
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	(1,500)	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,411)	(9,188)	(13,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	3,051	9,434	13,169
Capital Stock purchase	-	150	150
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,051	9,584	13,319
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	396	-	-

END OF THE PERIOD	$36	$396	$36

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2008 is summarized as follows:

Cash paid during the period ended September 30, 2008 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2007.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $15,283 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period from inception (April 11, 2007) through September 30, 2008, the Company issued 1,500,000 to the following:

Hilary Davis	700,000
Scott Rumph	100,000
Julia Alexander	700,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (April 11, 2007) through September 30, 2008, the Company issued no preferred shares.

NOTE F—NOTES PAYABLE

As of September 30, 2008, the Company did not have any outstanding notes payables.

NOTE I – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Our officer and director has never served as an officer or director of a development stage public company that has affected a Business Combination. Accordingly, she may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Results of Operations.

Since our inception, we have not generated any revenue. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.(T). Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

LYNN TWO, INC.

Date: November 12, 2008	By:	/s/ Hilary Davis
Hilary Davis, President