Form 10-K
period 2008-12-31
LYNN TWO, INC.
filed 2009-03-31
CIK 1407676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐  Yes   ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At March 30, 2009 there were 1,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

TABLE OF CONTENTS

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

PART I

Item 1.   Description of Business

General

Lynn Two, Inc. (“we”, “us”, the “Company” or comparable terms) was incorporated in the State of Nevada on September 26, 2007 and is the successor in interest to Lynn Two, Inc., a Delaware corporation organized on April 11, 2007, upon the merger of the two corporations, effective on October 1, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Since inception, we have engaged in only limited business operations relating to our organization, registering our class of common stock under the Security Exchange Act of 1934 (Exchange Act) and engaging in preliminary discussions with and conducting due diligence investigations of potential Target Businesses with which to enter into a Business Combination.  We have no full-time employees and do not own or lease any property.  One of our officers and directors currently serves as an officer and director of another development stage public company with the business purpose of acquiring a Target Business but she has never been affiliated with a public shell company that has completed a Business Combination.

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

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination, if ever.  We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration.  Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.  In the case of all possible acquisitions, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating securityholder value.  The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the acquisition and the perceived quality of the business of the Target Business, among other factors described below.  We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other financing transactions. We cannot assure you that we will be able to locate a target or that we will be able to engage in a transaction on favorable terms or at all.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of (which may be referred to as a "reverse acquisition"), or merger with, a company that desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expense, possible loss of voting control through dilution of their ownership position and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of a Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

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

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources.  Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and various unaffiliated sources.  We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officers and directors and their affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other investors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Businesses candidates in which they believe we may have an interest on an unsolicited basis.  In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date.

In no event will any of our existing management or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a Business Combination.  In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited cash resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry in the industry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business.  Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.  In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.  We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.

Where possible, we will attempt to structure a Business Combination to achieve the most favorable tax treatment to us, the Target Business and both companies’ stockholders, taking into account other terms of the transaction.  Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of any transaction.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholder, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely.  Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses.  By consummating a Business Combination with a single entity, our lack of diversification may:

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

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate.  In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of our management in the Target Business following a Business Combination cannot presently be stated with any certainty, though it is unlikely that any of such persons will continue to be associated with a Target Business with which we consummate a Business Combination, other than as stockholders.

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

Although the terms of any Business Combination cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the "Code").  Tax free treatment of such a transaction can be accomplished, if structured correctly, either through the acquisition of all of the outstanding shares of capital stock of a Target Business, including by way of a reverse acquisition, or through a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.

If the transaction is structured as an acquisition (or reverse acquisition), we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business.  If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company.

Acquisition:  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity.  Depending upon the relative negotiating strength of the parties, stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company.  This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.  As part of such a transaction, all or a majority of the Company's then management at the time may resign and new directors may be appointed without any vote by stockholders.  An acquisition (or reverse acquisition) of will not require the vote or approval of stockholders and may be accomplished in the sole determination of management.

Merger:  In a merger transaction, we would merge a Target Business with and into our Company or a direct wholly-owned subsidiary.  Simultaneous with the merger, we likely would affect a recapitalization in order to achieve a manageable float of our outstanding capital stock.  However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and it may necessitate calling a stockholders' meeting to obtain such approval.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that have raised significant sums through sales of securities registered under federal securities laws that have a business plan similar to ours and consequently possess a significant competitive advantage over our Company both from a financial and personnel perspective.  Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established, possess significant capital and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.  One of our current officers and directors also serves as an officer and director and is a stockholder of a shell company that is registering its class of common stock under the Exchange Act.  This officer's/director's affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may seek to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our officer/director is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers both of whom have other business interests and are not obligated to devote any specific number of hours to our matters.  They intend to devote only as much time as they deem necessary to our affairs.  The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  Currently, one of our officers serves as an officer and director of another shell company that has a business purpose identical to ours and that is registering its class of common stock under the Exchange Act.  To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to this other company or to other companies, entities or persons with which our management is or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place her other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Our officers and directors may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock they own, as a condition to, or in connection, with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of common stock they own which would raise issues relating to a possible conflict of interest with our other security holders.

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

Neither of our officers has ever been a principal of, or has ever been affiliated with, a company formed with a business purpose similar to ours that has consummated a Business Combination.

Neither of our officers has ever served as an officer or director of a development stage public company that has completed a business combination such as described in this report.  Accordingly, you may not be able to adequately evaluate their ability to consummate successfully a Business Combination.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company and have not engaged in any revenue generating activities to date.  Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate a such a transaction, if ever.  We cannot assure you as to when or if a Business Combination will occur.

One of our current officers and directors may have a conflict of interest with another public shell company that she manages and in which she is a stockholder.

One of our officers and directors currently serves as an officer and director of another shell company that has registered its class of common stock under the Exchange Act, which may result in a conflict of interest with our Company.  Our management may in the future become affiliated with entities, including blank check or shell companies, engaged in business activities similar to those being conducted by us.  Our management's existing or future affiliation with other shell companies raises the possibility of conflicts of interest, in that both companies may seek to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our officer is affiliated has adopted a conflict of interest policy and it is possible that any conflict or interest that arises between the two companies may not be resolved in our favor.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business with which we may enter into a Business Combination.  While management intends to seek to enter into a Business Combination with an entity having an established, profitable operating history, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that criterion.  In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.

We have no existing agreement for a Business Combination or other transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Combination.  We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At December 31, 2008, we had cash on hand of $36.  We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Securities Exchange Act of 1934 and consummating a Business Combination.  If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that we may investigate that fail to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a Business Combination.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to those of our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings.  To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to affect a Business Combination with a more seasoned company with a proven record of earnings and growth.

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

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Combination.

We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates.  Nearly all of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.  In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue, including a shell company that has registered its class of common stock under the Exchange Act of which one of our officers serves as a director and officer and in which company she  owns common stock.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will enter into a Business Combination with a privately-held company.  Generally, very little public information exists about these companies or their management and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company.  In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence.  If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

If we consummate a Business Combination by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

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

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States.  These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	foreign currency exchange rate fluctuations;
•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
•	burdens of complying with a wide variety of foreign laws and regulations;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences; and
•	political and economic instability.

If we are not successful managing these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to  ascertain the merits or risks of the industry or business in which we may ultimately operate at this time.

We are currently in the process of evaluating and identifying targets for a Business Combination.  However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.  Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business which we may ultimately acquire.  To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities.  If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry.  Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required.  Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will be dependent in large part upon the management team of the Target Business, which may be difficult to fully evaluate.

After a Business Combination, our long-term success we will be dependent upon the management team of the Target Business.  Although we intend to scrutinize the management team of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct.  These individuals may be unfamiliar with the complex disclosure and financial reporting requirements imposed on U.S. public companies and other requirements of operating a public company, which could divert their attention from their core business to the determent of the operating results of the Target Business.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction with our Company.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the target entity and the respective stockholders of each company; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our articles of incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Any Business Combination affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any market research concerning prospective business opportunities, which may affect our ability to identify a Target Business.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities.  Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us.  There is no assurance that we will be able to enter into a Business Combination on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which, in many cases, may act without the consent, vote or approval of our stockholders.

Our officers and directors will apportion their time to other businesses which may cause conflicts of interest in their determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our officers and directors engage in other businesses and are not required to devote their full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our management’s other business affairs requires them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.  We cannot assure you that these conflicts will be resolved in our favor.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

There are significant restrictions on the transferability of the Shares.

None of the outstanding shares of our common stock have been registered under the Securities Act of 1933 (“Securities Act”) or the securities laws of any state and may not be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.  Rule 144 under the Exchange Act will not be available for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

Holders may not be able to dispose of their common stock due to the absence of an established trading market.

There is currently no public trading market for any of our securities.  The Company will not seek to list any of our shares of common stock or other securities on any exchange or have them quoted on NASDAQ or any over-the-counter market.  Any such decision will be in the discretion of management of a Target Company with which we consummate a Business Combination.  Accordingly, the Company does not anticipate that a market in any of our securities will develop during the foreseeable future, if ever.  Because holders may not be able to sell their securities, subscribers should consider their liquidity needs with respect to the securities and should be prepared to hold the securities for an indefinite period.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium.

Following a Business Combination, then management may seek to develop a public market for our common stock.  However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or admitted to trading on any other medium.  If our common stock does not trade publicly, holders may not be able to sell common stock.  Moreover, our common stock may be deemed to be a “penny stock” and subject to the SEC’s penny stock rule which provides that, if our common stock failed to meet the criteria set forth in such rule, brokers would be subject to various practice requirements which would limit the sale of our stock only to persons who were established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a Business Combination.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.   Properties.

We maintain our principal executive offices at 211 Adams Avenue, Sumter, South Carolina, where our President maintains a business office.  We use this office space free of charge.  We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3.   Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fiscal year ended December 31, 2008.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 30, 2009, there were three holders of record of 1,500,000 outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility.  Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.  We cannot assure you that a trading market for our common stock will ever develop.  We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so.  The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (Securities Act), because they were issued in a private transaction not involving a public offering.  Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;
•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Neither the Company nor its officers and directors has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination.  Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market.  We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We have neither engaged in any operations nor generated any revenues during the twelve-month period ended December 31, 2009.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our officers and directors have never served in any capacity with a development stage public company that has identified and entered into a Business Combinations with a Target Business and they may not be successful in their efforts.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws).  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of current management.

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

Liquidity and Capital Resources.

As of December 31, 2008, we had negligible assets, consisting exclusively of cash on hand of $36.  We do not expect that our current cash reserve will be sufficient to cover our anticipated costs and expenses, which includes satisfying our reporting obligations under the Exchange Act and completing the identification and due diligence analysis of a Target Business and consummating a Business Combination.  In the event we require additional cash for any purposes, we will rely on management to identify sources of or provide capital to cover such additional costs and expenses.  If we are unable to identify sources of cash, we may have to discontinue our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of small reporting issuers.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lynn Two, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Lynn Two, Inc. (A Development Stage Company) as of December 31, 2008, and the related statements of income, stockholders’ deficit and loss, and cash flows for each of the two years ended December 31, 2008. Lynn Two, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lynn Two, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traci J. Anderson, CPA
Huntersville, NC 28078

March 24, 2009

Lynn Two, Inc.
(A Development Stage Company)
Balance Sheet

	As of December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$36	$396
TOTAL CURRENT ASSETS	36	396

TOTAL ASSETS	$36	$396

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note Payable to Related Party	3,075	-
Accrued Expenses	2,520	1,500
TOTAL CURRENT LIABILITIES	5,595	1,500

TOTAL LIABILITIES	5,595	1,500

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,502,000 issued and outstanding at December 31, 2008)	150	150
Paid in Capital	15,169	10,118
Accumulated Deficit	(20,879)	(11,372)
TOTAL STOCKHOLDERS' DEFICIT	(5,560)	(1,104)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35	$396

The accompanying notes are an integral part of these financial statements.

Lynn Two, Inc.
(A Development Stage Company)
Statement of Operations

			Cumulative
	For the Years Ended		Totals
	December 31,		Since Inception
	2008	2007	April 11, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	6,700	10,000	16,700
Selling, General, and Administrative	2,786	1,372	4,158
Total Expenses	9,486	11,372	20,858

Loss from Operations	(9,486)	(11,372)	(20,858)

OTHER (EXPENSE)/INCOME:
Interest Expense	(21)	-	(21)

Net Income/(Loss)	(9,507)	(11,372)	(20,879)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,502,000	1,502,000	1,502,000

The accompanying notes are an integral part of these financial statements.

Lynn Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, April 11, 2007 (inception)	$-	$-	$-	$-	$-	$-

Net loss for the year	-	-	-	-	-	(11,372)

Capital Contributions	-	-	-	-	10,118	-

Issuance of common shares	1,500,000	150	-	-	-	-

Balances, December 31, 2007	1,500,000	$150	-	$-	$10,118	$(11,372)

Net loss	-	-	-	-	-	(9,507)

Capital Contributions	-	-	-	-	3,051	-

Issuance of common shares for services	2,000	-	-	-	2,000	-

Balances, December 31, 2008	1,502,000	$150	-	$-	$15,169	$(20,879)

The accompanying notes are an integral part of these financial statements.

Lynn Two, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Cumulative
	For the Years Ended		Totals
	December 31,		Since Inception
	2008	2007	April 11, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,507)	$(11,372)	$(20,879)
Adjustments to reconcile net (loss) to net cash used in operations:
Value of shares issued for consulting services	2,000	-	2,000
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	1,022	1,500	2,522
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,485)	(9,872)	(16,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	3,075	-	3,075
Capital Contribution	3,050	10,118	13,168
Capital Stock purchase	-	150	150
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,125	10,268	16,393
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	396	-	-

END OF THE YEAR	$36	$396	$36

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LYNN TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

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
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of December 31, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended December  31, 2008.

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
FOR THE YEAR ENDED DECEMBER 31, 2008

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2008 and 2007 is summarized as follows:

Cash paid during the Year ended December 31, 2008 and 2007 for interest and income taxes:

	2008	2007

Income Taxes	$—	$—
Interest	$—	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2008.

LYNN TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

Total Deferred Tax Asset	$(7,100)
Valuation Allowance	7,100
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year from inception through December 31, 2008 is as follows:

	2008	2007
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by approximately $(600) and $3,800 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $20,879, which expires in the year 2028.

NOTE E—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $20,879, used cash from operations of $16,357 since its inception, and has a negative working capital of $5,559 at December 31, 2008.

LYNN TWO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE E—GOING CONCERN (CONT’D)

 The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE F—COMMITMENTS

As of December 31, 2008, the Company had no commitments.

NOTE G—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (April 11, 2007) through December 31, 2008, the Company issued 1,500,000 to the following:

Hilary Davis	700,000
Scott Rumph	100,000
Julia Alexander	700,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (April 11, 2007) through December 31, 2008, the Company issued no preferred shares.

NOTE H—NOTES PAYABLE

As of December 31, 2008, the Company had an outstanding Note Payable to a Related Party in the amount of $3,075.  This note is a demand note bearing 8% interest per annum.  Interest accrued but not paid was $21.

NOTE I – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2008 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive and Financial Officer, or PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based on this evaluation, our PEO has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our PEO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

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

The term of office of our directors expires at the Company's annual meeting of stockholders or until a successor is duly elected and qualified.  Our directors are not compensated for serving as such.  Officers serve at the discretion of the Board of Directors.

Shell Company Experience

As indicated below, Hilary Davis, our president and a member of the board of directors, serves as an officer and director and owns shares of capital stock of another shell company identified in the following table:

Name	Filing Date of Registration Statement	Operating Status	SEC File Number	Pending Business Combination

Amber Hill, Inc.	December 21, 2006	Reporting under Exchange Act and is seeking a business combination	0-52371	None

Conflicts of Interest.

Our management may become involved in the future with other companies that have a business purpose similar to our.  In such case, potential investors should be aware of the following potential conflicts of interest:

•
Our officers and directors are not required to nor will they commit their full time to our affairs and, accordingly, her may have conflicts of interest in allocating management time among various business activities.

•	Our officers and directors may in the future engage in any business activities without restriction, including other shell companies that have a business purpose similar to our company's.

•
In the course of their other business activities, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other businesses with which they are affiliated, including, in the case of our officer who serves as management of another shell company, with such shell company, which would result in a conflict of interest in determining to which shell company a particular business opportunity should be presented.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations with respect to presenting business opportunities meeting the above-listed criteria to multiple entities.  In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria.  We cannot assure you that any conflicts that may arise will be resolved in our favor.  Under Nevada law and our articles of incorporation, our board of directors has the power to renounce in advance, our interest or expectancy in specified business opportunities or specified classes or categories of business opportunities that are presented to us or to any of our officers, directors or stockholders and may from time to time do.  Neither our Company nor the other public shell company with which our officer and director is affiliated has adopted any policy with respect to resolving any conflict of interest that may arise between the companies and it is possible that any conflict may not be resolved in our favor.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors that no other reports were required, to our knowledge, we believe that our  officers, directors and stockholders complied with all of the Section 16(a) filing requirements applicable to them with respect to 2008, except that the annual statements to report changes in beneficial ownership were filed late.

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

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.  The board of directors takes the position that management of a Target Business will make a determination as to whether establish an audit committee and adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.  The board of directors takes the position that management of a Target Business will establish such a process that will be appropriate for its operations after the Company consummates a Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2009, the number of shares of common stock owned of record and beneficially by (i) each executive officer, director and person who holds 5% or more of the outstanding common stock of the Company and (ii) the number of shares held by all executive officers and directors as a group.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (2)
Hilary Lynn Davis	700,000	46.67%
Julia J. Alexander	700,000	46.67%
All officers and directors as a group (2 persons)	1,400,000	93.34%
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

On December 31, 2008, the Company executed a promissory note in favor of Hilary Davis, an officer, director and stockholder of the Company, in the principal amount of $3,075, payable on demand with interest calculated at the rate of 8% per annum, which evidences funds loaned evidencing loans to the Company since inception.  The proceeds from the loan were utilized by the Company to cover the costs and expenses incurred in connection with the preparation and filing of reports required under the Securities Exchange Act.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Traci J. Anderson, CPA for the audits of the Company's annual financial statements for the fiscal year ending on December 31, 2008 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $2,500.

AUDIT-RELATED FEES.  The aggregate fees billed by Traci J. Anderson, CPA for audit-related services rendered for the Company for the 2008 fiscal year were $0.  Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

TAX FEES.  The aggregate fees billed by Traci J. Anderson, CPA for tax-related services rendered for the Company for the 2008 fiscal year were $0.  The tax-related services were all in the nature of tax compliance and tax planning.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Traci J. Anderson, CPA, other than the audit services, audit-related services, and tax services, were $0 for the 2008 fiscal year.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the board prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

LYNN TWO, INC.

By:	/s/ Hilary Lynn Davis
Hilary Lynn Davis

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2009.

Signature	Title

/s/ Hilary Lynn Davis	President, Principal Executive Officer, Principal
Hilary Lyn Davis	Financial Officer and Director

/s/ Julia J. Alexander	Secretary and Director
Julia J. Alexander